Form 10-K
period 2004-12-31
IMPAC CMB Trust SERIES 2004-6
filed 2005-04-14
CIK 1295854

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-113187-04


        Impac CMB Trust
        Collateralized Asset-Backed Bonds
        Series 2004-6

     (Exact name of registrant as specified in its charter)


   New York                                         54-6637668
  (State or other jurisdiction of                   54-6637669
  incorporation or organization)                    54-6637670
                                                    54-6637671
                                                    54-6637672
                                                    54-6637673
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 21.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Impac Funding Corporation, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Impac Funding Corporation, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Impac Funding Corporation, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Impac CMB Trust
    Collateralized Asset-Backed Bonds
    Series 2004-6
    (Registrant)


  Signed: Impac Funding Corporation as Master Servicer

  By:     Richard Johnson, Executive Vice President/CFO

  By: /s/ Richard Johnson, Executive Vice President/CFO

  Dated: April 14, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Impac CMB Trust Series 2004-6

  Collateralized Asset-Backed Bonds, Series 2004-6

  I, Richard Johnson, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of IMH Assets Corp. (the "Registrant"); Impac CMB Trust
     Collateralized Asset-Backed Bonds, Series 2004-6 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the indenture trustee by the servicer under the servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the servicer under the servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers as set forth in the servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Impac Funding Corporation as Servicer.

     Date: April 14, 2005

     /s/ Richard Johnson
     Signature

     Executive Vice President/CFO
     Title


  EX-99.1
(logo) KPMG

KPMG LLP
355 South Grand Avenue
Suite 2000
Los Angeles, CA 90071-1568




Independent Accountants' Report







The Board of Directors

Impac Funding Corporation



We have examined management's assertion, included in the accompanying Management Assertion on Master Servicing, that, except for the noncompliance items described, Impac Funding Corporation complied with the requirements for Master as Servicer detailed in "Exhibit A - Master Servicing Requirements" ("specified requirements"),attached to management's assertion, as of and for the year ended Management is responsible for Impac Funding Corporation's compliance with those December 31, 2004. requirements. Our responsibility is to express an opinion on Impac Funding Corporation's compliance based on our examination.



Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Impac Funding Corporation's compliance with the specified requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Impac Funding Corporation's compliance with the specified requirements, and therefore do not express an opinion thereon.



Impac Funding Corporation uses sub-servicing organizations to perform certain of the servicing obligations included in the specified requirements. We did not examine the sub-servicers compliance with the specified requirements.



Our examination disclosed the following material noncompliance with the specified requirements applicable to Impac Funding Corporation during the year ended December 31, 2004.



* The Master Servicer does not cause Option One Mortgage Corporation, which is one of the Master Servicer's sub-servicers, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as specified by requirement 2(b) of Exhibit A.

* Certain sub-servicers of the Master Servicer, are allowed 2 business days to deposit payments into the custodial account rather than 1 business day as specified by requirement 5 of Exhibit A.




KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.

* Sub-servicer officer's certifications and the independent accountant's attestation report for five sub-servicers, American Homes, Finance America, Decision One, The Mortgage Store and Encore were not available as specified by requirement 15 of Exhibit A..

* The Master Servicer does not cause the sub-servicer to provide an officer's certificate, regarding the liquidation of a mortgage loan, to the trustee within five business days after it is determined that all amounts expected to be recovered are recovered. The Master Servicer and the Indenture
Trustee agreed that a monthly summary report is more operationally effective.

* The Master Servicer did not make available the sub-servicing agreement between the Master Servicer and Finance America and Encore, the Master Servicer's sub-servicer, as specified by requirement 1 of Exhibit A.

* The Master Servicer's custodial account bank reconciliations contained reconciling items greater than 90 days for two accounts.

* The existence of a fidelity bond and, errors and omission insurance policy was unable to be determined for five sub-servicers, as specified by requirement 9 of Exhibit A.

In our opinion, except for the material noncompliance described in the third paragraph, Impac Funding Corporation complied, in all material respects, with the specified requirements as of and for the year ended December 31, 2004.

This report is intended solely for the information and use of Deutsche Bank National Trust Company and Wells Fargo Bank Minnesota, N.A. and is not intended to be and should not be used by anyone other than these specified parties.


/s/ KPMG LLP


April 8, 2005




  EX-99.2
MANAGEMENT ASSERTION ON MASTER SERVICING


As of and for the year ended December 31, 2004, Impac Funding Corporation has complied in all material respects with the requirements for Master Servicer as detailed in the attached Exhibit A - Master Servicing Requirements relating to the pooling and servicing agreements related to the securities included in the attachment (Exhibit B - List of Securities) to this letter, except as noted below:

The Master Servicer does not assert that the sub-servicers are in compliance with the requirements of Exhibit A, except that the sub-servicers' agreements comply with the requirements of the Master Servicing Requirements, except as noted below.

* The Master Servicer does not cause Option One Mortgage Corporation, which is one of the Master Servicer's sub-servicers, to deny mortgage payment forbearance for more than six months or during the last twelve months of the mortgage note term as specified by requirement 2(b).

* Certain sub-servicers of the Master Servicer, are allowed 2 business days to deposit payments into the custodial account rather than 1 business day specified by requirement 5.

* Sub-servicer officer's certifications and the independent accountant's attestation report for five sub-servicers, American Homes, Finance America, Decision One, The Mortgage Store and Encore were not available as specified by requirement 15.

* The Master Servicer does not cause the sub-servicer to provide an officer's certificate, regarding the liquidation of a mortgage loan, to the trustee within five business days after it is determined that all amounts expected to be recovered are recovered. The Master Servicer and the Indenture Trustee agreed that a monthly summary report is more operationally effective.

* The Master Servicer did not make available sub-servicing agreement between the Master Servicer and Finance America and Encore, the Master Servicer's sub-servicer, as specified by requirement 1.

* The Master Servicer's custodial account bank reconciliations contained reconciling items greater than 90 days for two accounts.

* The existence of a fidelity bond and errors and omission insurance policy was unable to be determined for five sub-servicers as specified by requirement 9.



IMPAC FUNDING CORPORATION

April 8, 2005






/s/ Richard Johnson
Richard Johnson
Chief Financial Officer





/s/ Mohammad Younus
Mohammad Younus
Senior Vice President Default Management





/s/ Mario R. Fegan
Mario R. Fegan
Vice President Master Servicing



Exhibit A
Master Servicing Requirements


1 The Master Servicer has entered into sub-servicing agreements with sub-servicer for the servicing and administration of the mortgage loans.

2 The Master Servicer collects or causes to be collected, payments under the terms of the mortgage note. The Master Servicer or related sub-servicer may:

a Waive or permit to be waived, any late payment charge, prepayment penalty, assumption fee, or any penalty interest b Suspend or reduce, or permit to be suspended or reduced, regular monthly payments for a period of up to six-months, provided that monthly payments may not be suspended during the twelve months prior to final maturity.

3 The Master Servicer shall within five days of determining that all amounts which it expects to recover from a mortgage loan have been recovered, provide to the Indenture Trustee a certificate of an Officer that such mortgage loan has become a Liquidated mortgage loan.

4 The Master Servicer shall establish a segregated account in the name of the Indenture Trustee into which payments collected on the mortgage notes are deposited within one business day.

5 Each subservicer shall remit to the Master Servicer all scheduled or expected collections on the mortgage loans no later than the eighteenth (18th) day of each month.

6 The Master Servicer may withdraw from the Collection Account amounts on deposit that are attributable to the mortgage loans for the following purposes:

a To deposit by the third business day prior to each payment date, the funds required to be distributed to the investors b To pay to itself, or reimburse itself or any sub-servicer for any allowable advances or expenses

7 The Master Servicer shall establish and maintain, or cause a sub-servicer to establish and maintain, a servicing account held in trust for the Indenture Trustee, into which collections from mortgagors for the payment of the taxes, assessments and insurance premiums shall be deposited.

8 Master Servicer shall maintain and keep, or cause each sub-servicer to maintain and keep, with respect to each mortgage loan, Hazard Insurance.

9 The Master Servicer shall obtain and maintain and shall cause each sub-servicer to obtain and maintain a fidelity bond and an errors and omissions insurance policy.

10 The Master Servicer shall provide to the Indenture Trustee on an annual basis an Officer's Certificate containing a Statement of Compliance with the applicable Servicing Agreement.

11 The Master Servicer shall cause the sub-servicer to file reports on interest received, foreclosures, abandonment and information related to cancellation of indebtedness in accordance with applicable state and federal income tax laws.

12 On each payment date, the Master Servicer shall deliver to the Indenture Trustee, a Remittance Report, which shall include an Officer Certification and a calculation of Realized Losses that occurred.

13 The Master Servicer shall advance and deposit in the custodial account, the shortfall between any mortgage payment that was due and is delinquent, and the scheduled mortgage payment expected to be collected from the mortgagor.

14 The Master Servicer deposits in the Collection Account an amount equal to the compensating interest.

15 The Master Servicer shall obtain from the sub-servicer:

a An annual statement of compliance (certification) stipulating that such sub-servicer has performed and fulfilled its duties, responsibilities, and obligations under the pooling and servicing agreement and its sub-servicing agreement.
b An independent certified public accountant's attestation report on whether such sub-servicer has complied with the minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers (USAP)




Exhibit B
List of Securities

IMPAC CMB 2002-1
IMPAC CMB 2002-2
IMPAC CMB 2002-3
IMPAC CMB 2002-4F
IMPAC CMB 2002-5
IMPAC CMB 2002-6F
IMPAC CMB 2002-7
IMPAC CMB 2002-8
IMPAC CMB 2002-9
IMPAC CMB 2003-1
IMPAC CMB 2003-10
IMPAC CMB 2003-11
IMPAC CMB 2003-12
IMPAC CMB 2003-2
IMPAC CMB 2003-3
IMPAC CMB 2003-4
IMPAC CMB 2003-5
IMPAC CMB 2003-6
IMPAC CMB 2003-7
IMPAC CMB 2003-8
IMPAC CMB 2003-9F
IMPAC CMB 2004-1
IMPAC CMB 2004-10
IMPAC CMB 2004-11
IMPAC CMB 2004-2
IMPAC CMB 2004-3
IMPAC CMB 2004-4
IMPAC CMB 2004-5
IMPAC CMB 2004-6
IMPAC CMB 2004-7
IMPAC CMB 2004-8
IMPAC CMB 2004-9
IMPAC SAC 1998-F1
IMPAC SAC 1998-S3
IMPAC SAC 2000-3
IMPAC SAC 2000-4
IMPAC SAC 2000-5
IMPAC SAC 2001-1
IMPAC SAC 2001-2
IMPAC SAC 2001-3
IMPAC SAC 2001-4
IMPAC SAC 2001-5
IMPAC SAC 2001-6
IMPAC SAC 2001-7
IMPAC SAC 2001-8
IMPAC SAC 2002-1
IMPAC SAC 2002-2
IMPAC SAC 2002-3
IMPAC SAC 2003-1
IMPAC SAC 2003-2
IMPAC SAC 2003-3
IMPAC SAC 2004-1
IMPAC SAC 2004-2
IMPAC SAC 2004-3
IMPAC SAC 2004-4
LEHMAN BROTHERS BANK 9/1/1999
PFCA HOME EQUITY INVESMENT TRUST 2002-IFC1
PFCA HOME EQUITY INVESMENT TRUST 2003-IFC3
PFCA HOME EQUITY INVESMENT TRUST 2003-IFC4
PFCA HOME EQUITY INVESMENT TRUST 2003-IFC5
PFCA HOME EQUITY INVESMENT TRUST 2003-IFC6
PFCA HOME EQUITY INVESTMNT TRUST 2002-IFC2
SOUNDVIEW HOME LOAN TRUST 2003-2
SOUNDVIEW HOME LOAN TRUST 2004-1
WELLS FARGO WHOLE LOAN


KPMG LLP
355 South Grand Ave, Suite 2000
Los Angeles, California 90071


April 8, 2005


Ladies and Gentlemen:

We are providing you this letter in connection with your examination of management's assertion about Impac Funding Corporation's compliance with the master servicing requirements attached to management's assertion and as detailed in "Exhibit A - Master Servicing Requirements" ("specified requirements"), as of and for the year ended December 31, 2004 for the purpose of expressing an opinion as to whether management's assertion is fairly stated, in all material respects.

We confirm, to the best of our knowledge and belief, the following representations made to you during your examination:

1.       We are responsible for complying with the specified requirements.

2. We are responsible for establishing and maintaining effective internal control over compliance with the specified requirements.

3. We have performed an evaluation of Impac Funding Corporation's compliance with the specified requirements.

4. As of and for the year ended and December 31, 2004, Impac Funding Corporation has complied in all material respects with the specified requirements except as noted in the Management Assertion on Master Servicing.

5. We have disclosed to you all known noncompliance with the specified requirements.

6. We have made available to you all documentation related to compliance with the specified requirements.

7. We have disclosed any communications from regulatory agencies, internal auditors, and other practitioners concerning possible noncompliance with the specified requirements, including communications received between the end of the period addressed in management's assertion and the date of the Independent Accountants' Report.

8. We have disclosed to you any known noncompliance occurring subsequent to December 31, 2004.

9. We note that there have been no losses incurred on permitted investments held by the Master Servicer or any sub-servicer for the year ended December 31, 2004.

10. We believe that the specified requirements are "suitable" criteria as defined by attestation standards of the American Institute of Certified Public Accountants, and are sufficient for the purposes of the specified parties included in your report.


Very truly yours,

Impac Funding Corporation


/s/ Joseph Tomkinson
Joseph Tomkinson
Chairman, Chief Executive Officer



/s/ Richard Johnson
Richard Johnson
Chief Financial Officer



/s/ Mario R. Fegan Jr.
Mario R. Fegan Jr.
Vice President Master Servicing



  EX-99.3
IMPAC FUNDING CORPORATION
1401 Dove Street
Newport Beach, California 92660

Toll free 800/597.4101
www.impaccompanies.com



OFFICER'S CERTIFICATE






I, Mario R. Fegan, Jr., hereby certify that I am the Vice President,
Master Servicing, of Impac Funding Corporation. I further certify, with respect to each Pooling and Servicing Agreement or Servicing Agreement, as applicable, related to each transaction listed on Schedule I attached hereto (each, an "Agreement"), as Master Servicer, the following:



1. I have reviewed the activities of the Master Servicer during the preceding calendar year and of its performance under the Agreement;



2. To the best of my knowledge, based on such review, the Master
Servicer has fulfilled all its obligations under the Agreement for such year;



3. I have reviewed the activities of each Subservicer during the Subservicer's most recently ended fiscal year on or prior to December 31, 2004 and its performance under its Subservicing Agreement; and


IMPAC
(logo)


4. To the best of my knowledge, based on my review and the certification of an officer of each Subservicer, each Subservicer has performed and fulfilled its duties, responsibilities and obligations under the Agreement and its Subservicing Agreement in all material respects throughout the year, or if there has been a default in performance or fulfillment of any such duties, responsibilities or obligations, the nature and status of each such default is attached hereto on Schedule II.



Date: /s/ 3/29/05



IMPAC FUNDING CORPORATION,

as Master Servicer





By: /s/ Mario R. Fegan, Jr.
Name: Mario R. Fegan, Jr.
Title: Vice President, Master Servicing




SCHEDULE I



Securitizations
IMPAC SAC 1999-2
IMPAC SAC 2000-1
IMPAC CMB 2004-11
IMPAC CMS 2004-2
IMPAC CMB 2004-6
IMPAC CMS 2004-9
IMPAC SAC 2001-2
IMPAC SAC 2004-3
IMPAC SAC 2004-4


SCHEDULE II
(None)



  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1-A-1                          2,145,768.78         15,553,606.23                 0.00             189,446,393.77
   1-A-2                         14,251,765.29        103,791,869.88                 0.00           1,264,208,130.13
   1-A-3                          1,658,325.12         11,532,429.99                 0.00             140,467,570.01
   2-A                            4,756,910.40          6,106,209.73                 0.00             166,393,790.26
   CERTS                         16,270,774.65                  0.00                 0.00                       0.00
   M-1                              493,694.74          3,176,443.25                 0.00              40,823,556.73
   M-2                              819,866.98          5,161,720.32                 0.00              66,338,279.69
   M-3                              591,987.48          3,573,498.68                 0.00              45,926,501.32
   M-4                              701,730.18          3,573,498.68                 0.00              45,926,501.32
   M-5                              820,345.64          3,970,554.09                 0.00              51,029,445.92
   M-6                              532,852.83          2,382,332.45                 0.00              30,617,667.55